Form 10-K
period 2021-12-31
Volkswagen Auto Loan Enhanced Trust 2021-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2022-03-30
CIK 1878944, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-233424-02

(Commission File Number of Issuing Entity)

Volkswagen Auto Loan Enhanced Trust 2021-1

(Exact name of Issuing Entity as specified in its charter)

Central Index Key Number of Issuing Entity: 0001878944

Volkswagen Auto Lease/Loan Underwritten Funding, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Depositor: 0001182534

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	30-6681231
(State or other jurisdiction of incorporation or organization of Registrant)	(I.R.S. Employer Identification No. of Registrant)

2200 Woodland Pointe Avenue Herndon, Virginia	20171
(Address of principal executive offices of Registrant)	(Zip Code of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐     Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: None

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1	Business.
(B) Item 1A	Risk Factors.
(C) Item 2	Properties.
(D) Item 3	Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6	Selected Financial Data.
(C) Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8	Financial Statements and Supplementary Data.
(F) Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A	Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10	Directors, Executive Officers and Corporate Governance.
(B) Item 11	Executive Compensation.
(C) Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14	Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Not applicable.

 (2) Not applicable.

 (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) None.

Item 16. Form 10-K Summary.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

VW Credit, Inc. (“VW Credit”) and its affiliates (including Volkswagen Aktiengesellschaft (“Volkswagen AG”)) are party to, or are periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the CFPB, the U.S. Department of Justice (the “DOJ”), the U.S. Securities and Exchange Commission (the “SEC”), and various state authorities. On September 18, 2015, the U.S. Environmental Protection Agency (“EPA”) publicly announced in a “Notice of Violation” that irregularities in relation to nitrogen oxide (NOx) emissions had been discovered in emissions tests on certain vehicles of the VW Credit’s ultimate parent, Volkswagen AG, with type 2.0 liter diesel engines in the United States. In this context, Volkswagen AG announced that noticeable discrepancies between the figures achieved in testing and in actual road use had been identified in type EA189 diesel engines and that around eleven million vehicles with such engines were sold worldwide. On November 2, 2015, the EPA issued a “Notice of Violation” alleging that irregularities had also been discovered in the software installed in type V6 3.0 liter vehicles sold in the United States (2.0 liter and 3.0 liter vehicles together, “Affected Vehicles”).

Following the Notice of Violation, Volkswagen AG, Volkswagen Group of America, Inc., and certain affiliates (collectively, “Volkswagen”) have been party to or have otherwise been involved in multiple criminal and regulatory investigations and legal actions related to the Affected Vehicles, including lawsuits by the EPA, the DOJ, the Federal Trade Commission (the “FTC”), California Air Resources Board (the “CARB”) and the attorneys general of numerous states, as well as several private civil lawsuits brought by owners and lessees of Affected Vehicles and dealers. Work in respect of the legal proceedings that are still pending in the U.S. and the rest of the world is ongoing, will require considerable efforts and coordination from Volkswagen, may demand significant management resources, and is expected to continue for some time. Ongoing and potential further legal proceedings related to the diesel issue could result in considerable further financial charges.

Volkswagen AG and certain affiliates reached settlement agreements with various government authorities and private plaintiffs, the latter represented by a Plaintiffs’ Steering Committee in a multidistrict litigation in California. These settlement agreements resolved certain civil claims as well as criminal charges under federal law and the laws of certain states in connection with the diesel issue.

Several thousand consumers opted out of the settlement agreements, and many of these consumers filed civil lawsuits seeking monetary damages for fraud and violations of state consumer protection acts. Various subsequent resolutions have eliminated nearly all of the cases brought by the original consumer opt-outs. The first opt-out trial was held February 24, 2020 to March 10, 2020 in the federal MDL; the defendants in that trial were Volkswagen Group of America, Inc. and Volkswagen AG only. In the aggregate, the ten opt-out plaintiffs were awarded $28,735 in damages. The ten trial plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”); briefing was completed in November 2021, and oral argument occurred on December 10, 2021. Additionally, an action was brought by private plaintiffs purporting to represent a putative class of individuals who purchased or leased TDI vehicles but who no longer owned or leased those vehicles on September 18, 2015 (the “Pre-NOV Action”). The Pre-NOV Action was dismissed on November 12, 2020 after targeted discovery focused only on the question of damages, and the Ninth Circuit affirmed dismissal on January 20, 2022.

Volkswagen AG, AUDI AG and other Volkswagen affiliates have further agreed to pay a combined civil penalty of $1.45 billion to resolve U.S. federal environmental and customs-related claims in the United States. Furthermore, Volkswagen AG and Volkswagen Group of America, Inc. have agreed to pay a smaller civil penalty to the DOJ to settle other potential claims arising under Federal statute. DOJ investigations into the conduct of various individuals who may be responsible for criminal violations relating to the diesel issue remain ongoing. Volkswagen is required to cooperate with these investigations.

In May 2018, the DOJ unsealed charges in Detroit against, among others, former Volkswagen CEO Martin Winterkorn, which had been filed under seal in March 2018. Mr. Winterkorn is charged with a conspiracy to defraud the United States, to commit wire fraud, and to violate the Clean Air Act from at least May 2006 through at least November 2015, as well as three counts of wire fraud. Should these proceedings result in adverse court decisions against the individuals involved, this could have a negative impact on the outcome of other proceedings against Volkswagen and/or could have other material adverse financial consequences.

Investigations by various U.S. regulatory and other government authorities, including in areas relating to securities, tax and financing, are ongoing. On March 14, 2019, the SEC filed a complaint in the U.S. District Court for the Northern District of California, against Volkswagen AG, Volkswagen Group of America Finance, VW Credit and the former Volkswagen CEO, Martin Winterkorn, alleging violations of the antifraud provisions of the federal securities laws in connection with securities sold in the U.S. The SEC complaint seeks permanent injunctions, disgorgement of allegedly ill-gotten gains with prejudgment interest, and civil penalties. On April 10, 2020, Volkswagen and Mr. Winterkorn separately filed motions to dismiss the SEC’s complaint. In August 2020, the court granted in part and denied in part Volkswagen AG, Volkswagen Group of America Finance and VW Credit’s motion to dismiss. The claims dismissed by the court included all claims against VW Credit related to asset-backed securities. In September 2020, the SEC filed an amended complaint that, among other things, removed the dismissed claims.

The attorneys general of Texas and some municipalities have suits pending in state and federal courts against Volkswagen AG, Volkswagen Group of America, Inc. and/or certain affiliates, alleging violations of environmental laws.    In February 2021, Texas sought discretionary review by the Texas Supreme Court of a Texas appellate court decision dismissing Texas’s state environmental claims against Volkswagen AG and AUDI AG for lack of personal jurisdiction; some of Texas’s claims against other Volkswagen entities remain pending. In January 2022, the Texas Supreme Court agreed to hear Texas’s appeal. In November 2021, the United States Supreme Court declined to review both a decision by the US Court of Appeals for the Ninth Circuit that had declined to dismiss certain claims brought by Hillsborough and Salt Lake Counties and a decision by the Ohio Supreme Court that had declined to dismiss certain claims brought by Ohio.

A putative class action has also been filed on behalf of purchasers of certain U.S. Dollar-denominated Volkswagen bonds, alleging that these bonds were trading at artificially inflated prices due to Volkswagen’s alleged misstatements and that the value of these bonds declined after the EPA issued its “Notices of Violation”. This lawsuit has been consolidated in the federal multidistrict litigation proceeding in the State of California. On June 25, 2021, the Ninth Circuit granted the Volkswagen defendants’ interlocutory appeal, reversing the district court’s denial of Volkswagen’s motion for summary judgment. In July 2021, plaintiff petitioned the Ninth Circuit for rehearing either before the original panel or en banc. On September 23, 2021, the Ninth Circuit denied the petition for rehearing or rehearing en banc. On October 12, 2021, the Ninth Circuit issued the mandate formally entering its judgment of reversal and remanding to the district court for determination as to whether summary judgment should be granted. No provisions have been recognized. In addition, contingent liabilities have not been disclosed as they currently cannot be measured.

Since November 2016, Volkswagen has been responding to information requests from the EPA and CARB related to automatic transmissions in certain vehicles. In 2020, Dr. Ing. hc F. Porsche AG (“Porsche AG”) discovered potential regulatory irregularities relating to vehicles for various markets worldwide. There are questions as to the permissibility of specific hardware and software components used in type approval measurements. Differences compared with production versions may also have occurred in certain cases. Based on the information presently available, the current production is not affected. The issues are unrelated to the defeat devices that were at the root of the diesel emissions issue. Porsche AG is cooperating with the relevant governmental authorities. Based on the available information, no formal criminal investigation has been opened against the company. Porsche AG’s own internal investigations are still in progress. In January 2021, a consolidated complaint was filed with the U.S. District Court for the Northern District of California alleging that the affected vehicles used certain software and/or hardware that resulted in increased emissions and/or overstated fuel economy estimates as compared to the results of certification testing. The defendants (Volkswagen AG, Porsche AG, and Porsche Cars North America, Inc.) have moved for dismissal of the action.

In March 2020, the US District Court for the Northern District of California dismissed two amended class action complaints brought by direct and indirect purchasers of German luxury vehicles alleging that several automobile manufacturers, including Volkswagen AG and other Volkswagen Group companies, conspired to unlawfully increase the prices of German luxury vehicles in violation of US antitrust and consumer protection law. The court held that the plaintiffs have not stated a claim for relief because the allegations in the complaints do not plausibly support that the alleged agreements unreasonably restrained competition in violation of U.S. law. The court granted plaintiffs leave to file amended complaints with respect to a limited subset of plaintiffs’ original claims. Plaintiffs filed a second set of amended complaints in June 2020, which defendants moved to dismiss in August 2020. In October 2020, the court granted defendants’ motion and dismissed with prejudice the amended complaints in their entirety. The direct purchaser plaintiffs appealed this ruling, and in October 2021, the US Court of Appeals for the Ninth Circuit affirmed the district court’s ruling. After receiving an extension until December 27, 2021, the direct purchaser plaintiffs filed a motion for rehearing, which the Ninth Circuit denied on January 25, 2022. On December 28, 2021, the direct purchaser plaintiffs filed a motion seeking to set aside the District Court’s October 2020 judgment and to be allowed to file a new amended complaint, which the court denied on February 22, 2022. The indirect purchaser plaintiffs voluntarily dismissed their appeal in August 2021.

Similar proceedings have been initiated in Canada though no steps have been taken by the plaintiffs to advance these claims. They remain at a pre-certification stage. If the claims are in fact pursued they will be opposed in Canada as well.

Additionally, in August 2017, Volkswagen AG and certain of its current and former executives and directors were named as defendants in a putative class action filed in the United States District Court for the Eastern District of New York. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegations relating to statements in Volkswagen AG’s Annual Reports for the years 2012 through 2016 regarding Volkswagen AG’s compliance measures, in particular those relating to competition and antitrust law, as well as allegations in an antitrust litigation against Volkswagen AG in the Northern District of California. In May 2020, the court dismissed with prejudice plaintiffs’ complaint, ruling that none of the statements identified by plaintiffs gave rise to a cause of action under U.S. securities laws. Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit, which affirmed the District Court’s dismissal with prejudice on March 15, 2022.

On July 22, 2020, an alleged Volkswagen AG shareholder filed in New York state court a derivative lawsuit in New York County Supreme Court purportedly on behalf of Volkswagen AG against current and former members of Volkswagen AG’s Supervisory Board, current and former members of Volkswagen AG’s Management Board, current and former executives of Volkswagen AG and its subsidiaries, four Volkswagen AG subsidiaries, Robert Bosch GmbH, and a Bosch affiliate and executive. The complaint alleges that the individual defendants breached their fiduciary duties to Volkswagen AG under German law by failing to properly supervise Volkswagen AG’s business and thereby permitting the diesel misconduct to occur. On April 28, 2021, a new complaint purporting to assert similar claims was filed by the same alleged Volkswagen AG shareholder which adds an additional plaintiff and also names as defendants Porsche SE and additional executives of Volkswagen AG’s subsidiaries.

Outside the United States, Volkswagen also reached agreements with regard to the implementation of technical measures with numerous authorities. In Canada, which has the same NOx emissions limits as the United States, there have been civil consumer claims and regulatory investigations for vehicles with 2.0 liter and 3.0 liter diesel engines. Volkswagen reached settlements in Canada with consumers relating to 2.0 liter and 3.0 liter diesel vehicles. As to pending matters in Canada, an environmental class action has been authorized on behalf of residents in Quebec. This action was authorized on the sole issue of whether punitive damages could be recovered and on the basis that unresolved questions about the viability of plaintiffs’ damages theory would be a matter for trial. The action has now been settled for an all-inclusive settlement payment of CAD6.7M and is awaiting court approval.

Other class action and joinder lawsuits have also been filed in Canada, including alleged consumer protection and securities claims, asserting damages among other things. While a class action filed in Quebec provincial court was authorized as to claims relating to Volkswagen AG’s shares, ADRs and debt securities, the case was dismissed by the Quebec court on April 16, 2020 for lack of jurisdiction. The plaintiff has appealed the dismissal and Volkswagen AG has cross-appealed on the basis that forum non conveniens is an alternative ground for dismissal; the hearings for both appeal and cross-appeal occurred in October 2021.

In some countries criminal investigations/misdemeanor proceedings (for example, by the public prosecutor’s offices in Braunschweig and Munich, Germany) and/or administrative proceedings (for example, by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht – “BaFin”) have been opened involving Volkswagen AG. Some of these regulatory offense proceedings against Volkswagen AG were terminated in 2018 and 2019, with the authorities issuing administrative notices imposing fines on Volkswagen Group companies. Volkswagen AG has accepted the fines and will not appeal. The BaFin proceedings have also been finally terminated.

In November 2015, Volkswagen also reported that internal indicators had caused concerns that there might have been irregularities in determining carbon dioxide (“CO2”) figures for type approval of around 800,000 vehicles and, as a result, the CO2 values and therefore the fuel consumption data published for some vehicle models might have been stated incorrectly. Subsequent measurements performed in coordination with the relevant authorities showed that those concerns of possible irregularities in the CO2 figures for type approval proved to be not correct. Hence, the negative impact on Volkswagen’s earnings of EUR 2 billion that had originally been expected in relation to this aspect of the CO2 issue was not confirmed. However the public prosecutor’s office in Braunschweig is investigating these circumstances.

Proceedings are ongoing in relation to current and former employees of Volkswagen. In July 2018, the public prosecutor’s office in Braunschweig formally opened a misdemeanor proceeding in this regard against Volkswagen AG. On September 24, 2019, the Braunschweig public prosecutor brought charges of alleged market manipulation against Volkswagen AG Chief Executive Officer Herbert Diess, Supervisory Board Chairman Hans Dieter Pötsch, and former CEO Martin Winterkorn in relation to the diesel emissions matter. The September 2019 proceedings have been finally dismissed with regard to one current and one former board member and with regard to Volkswagen AG, while the September 2019 proceedings with regard to the former CEO of Volkswagen AG, Martin Winterkorn, have been provisionally terminated. The Stuttgart public prosecutor’s office has commenced a criminal investigation into the diesel issue against one board member and several employees of Porsche AG on suspicion of fraud and illegal advertising. Furthermore, the public prosecutor’s office in Munich II opened a criminal investigation in connection with the alleged anomalies in the NOx emissions of certain Audi vehicles with diesel engines in the United States and Europe. On June 11, 2018, Rupert Stadler, the head of Volkswagen AG’s Audi brand was named as a suspect in the Munich II public prosecutor’s investigation together with Bernd Martens, Audi’s head of purchasing. Both are being investigated for, inter alia, fraud relating to sales of diesel cars. Rupert Stadler was arrested on June 18, 2018, and resigned as CEO of AUDI AG in October 2018. In July 2019, the Munich II public prosecutor brought criminal charges against, among others, former Audi CEO, Rupert Stadler, in relation to alleged crimes tied to the diesel issue. In June 2020, the Munich II Regional Court allowed the prosecution’s charges in respect to four suspects, including the former Audi CEO, and opened the main proceedings. The trial began in September 2020. Should any of these proceedings result in adverse court decisions against the individuals involved, this could have a negative impact on the outcome of other proceedings against Volkswagen and/or could have other material adverse financial consequences.

There are additional regulatory, criminal and/or civil proceedings in several jurisdictions worldwide. Volkswagen continues to cooperate with government authorities. However, there is a risk the criminal administrative proceedings discussed above, or any other further claims that may arise, could ultimately result in further fines for Volkswagen.

Customers, consumer associations, and/or environmental associations in the affected markets have filed civil lawsuits against Volkswagen AG, other Volkswagen Group companies and non-Volkswagen Group importers and dealers involved in the sales process. In addition, it is possible that importers and dealers could assert claims against Volkswagen, for example through recourse claims. Further lawsuits are possible.

Product related class action, collective or mass proceedings against Volkswagen AG and other Volkswagen Group companies are pending in various countries such as Belgium, Brazil, England and Wales, France, Germany, Italy, the Netherlands, Portugal and South Africa. These proceedings are lawsuits aimed among other things at asserting damages, rescission of the purchase contracts or seeking declaratory judgments that customers are entitled to damages. Many of these proceedings are in an early procedural stage and it is difficult to assess their prospects of success or to quantify the exposure. In some proceedings it is even impossible to define the claimants’ precise causes of action or allegations. However, should these actions be resolved in favor of the claimants, they could result in significant civil damages, fines, the imposition of penalties, sanctions, injunctions and other consequences for Volkswagen.

Individual lawsuits and similar proceedings are pending against Volkswagen in various countries, most of which are seeking damages or rescission of purchase contracts. In Germany, there are around 60 thousand such individual lawsuits relating to various diesel engine types are currently pending against Volkswagen AG or other Group companies, with the plaintiffs suing for damages or rescission of the contract in most cases. A total of approximately one thousand additional lawsuits are pending in other countries. At this time, Volkswagen cannot estimate how many customers will choose to file lawsuits in the future in addition to those already pending and what prospect of success such lawsuits might have.

In South Korea various mass proceedings are pending (in some of these individual lawsuits several hundred litigants have been aggregated). These lawsuits have been filed to assert damages and to rescind the purchase contract including repayment of the purchase price. Furthermore, individual lawsuits and similar proceedings are pending against Volkswagen AG and other Volkswagen Group companies in numerous countries, particularly in Germany and the United States, but also including Italy, Spain, France, Ireland and Austria.

Most of these proceedings are in the early stages and it is difficult to assess their prospects of success, the allegations and the claimants’ precise causes of action or to quantify the exposure. However, should these actions be resolved in favor of the claimants, they could result in significant civil damages, fines, the imposition of penalties, sanctions, injunctions and other consequences.

On November 29, 2017, Volkswagen AG was served with an action brought by the U.S. law firm Hausfeld on behalf of Financialright GmbH, asserting allegedly assigned claims by German customers regarding 15,374 affected vehicles. This action seeks payment of around €358 million in damages, while offering the return of the purchased vehicles. In addition, on January 31, 2018, Volkswagen AG was served with a further action filed by the Hausfeld law firm (dated December 29, 2017) on behalf of Financialright GmbH asserting allegedly assigned claims by an additional 2,004 customers. The 2,004 customers are exclusively customers who have concluded their sales or leasing contracts in Switzerland. Financialright GmbH requests a declaratory judgment that Volkswagen AG is obligated to compensate the respective customers for damages resulting from the use of the switching logic and—if applicable—for the damages resulting from “the software update”. The plaintiff quantifies the amount in dispute of the claim (calculated from an alleged average “reduction in value” of the vehicles) at approximately €800,000. On April 25, 2018, Volkswagen AG was served with Hausfeld’s latest action on behalf of Financialright GmbH. This latest action seeks damages based on purportedly assigned claims of approximately 6,000 customers from Slovenia, with a total amount of approximately EUR 48 million. In addition, the Swiss Foundation for Consumer Protection (Stiftung für Konsumentenschutz) filed a claim for damages against Volkswagen AG in December 2017 based on allegedly assigned claims of some 6,000 customers, indicating the amount in dispute at approximately CHF 30 million.

Evaluating known information and making reliable estimates for provisions is a continuous process. Estimating provisions and contingent liabilities and assessing additional legal risks is subject to great uncertainty due to the ongoing nature of the extensive investigations and proceedings, the risk of new or expanded proceedings, and the complexities of the various negotiations and continuing regulatory approval processes with the relevant authorities. As a result, Volkswagen could be subject to further considerable financial charges that exceed its current estimates. Furthermore, new information not known to Volkswagen’s management board at present may surface, requiring further revaluation of the amounts estimated. Considerable further financial charges may be incurred and further substantial provisions may be necessary as the issues and legal risks, fines and penalties crystallize.

In the United States and Canada, where Volkswagen’s planned actions for the four-cylinder and six-cylinder diesel engines must be approved by U.S. regulators, intensive exchanges of information with the authorities have resulted in approval of emissions modifications for these engines in certain vehicles in the markets. Due to NOx limits in the United States and Canada that are considerably stricter than in the EU and much of the rest of the world, it is a greater technical challenge to refit the vehicles so that the emission standards defined in the U.S. settlement agreements for these vehicles can be achieved. In 2017 and 2018, the EPA/CARB issued the outstanding approvals needed for the technical solutions for affected vehicles with 2.0 liter TDI and with V6 3.0 liter TDI engines. In the case of 2.0 liter Generation 2 diesel vehicles with manual transmissions, Volkswagen elected to withdraw the approved emissions modification proposal, whereby owners were given the option of a buyback and lessees were given the option of early lease termination. Further field measures with financial consequences cannot be ruled out completely at this time. On October 31, 2018, after discussions with DOJ, EPA, and CARB, the parties agreed to modify the First and Second Partial Consent Decrees to clarify that Volkswagen may repair certain technical issues with approved emissions modifications through an “AEM Correction” (Approved Emissions Modification Correction). Where emissions modifications have been approved by U.S. regulators, similar emissions recall programs to those in the U.S. have been developed for Canada. Because, as in the United States, no repair will be available in Canada for 2.0 liter Generation 2 manual transmission vehicles, consumers in possession of these vehicles had the option to participate in the Canadian settlement and receive a buyback, trade-in or early lease termination or, if they had not already made a claim or received benefits, opt out of the settlement between June 15, 2018 and August 15, 2018. Volkswagen may be required to repurchase any other 2.0 liter Generation 2 diesel vehicles with manual transmissions and any other diesel vehicles sold in the United States, Canada and elsewhere, even if not covered under a settlement. This could lead to further significant costs. For example, in Canada, as agreed with the federal environmental regulator, any owners or lessees of manual transmission 2.0 liter Generation 2 diesel vehicles who made a claim by the September 1, 2018 settlement deadline could surrender their vehicle, even if they were not eligible under the Canadian settlement. Furthermore, if the technical solutions implemented by Volkswagen in order to rectify the diesel issue are not implemented in a timely or effective manner or have an undisclosed negative effect on the performance, fuel consumption or resale value of the affected vehicles, regulatory proceedings and/or customer claims for damages could be brought in the future.

Alongside coordination with authorities on technical measures, there are ongoing criminal and administrative proceedings in relation to the diesel issue in the U.S., Germany and other countries worldwide.

Following the studies carried out by AUDI AG to check all relevant diesel concepts for possible irregularities and retrofit potentials, measures proposed by AUDI AG have been adopted and mandated by the German Federal Ministry of Transport and the German Federal Motor Transport Authority (Kraftfahrt-Bundesamt, the “KBA”) in various recall orders pertaining to vehicle models with V6 and V8 TDI engines. Currently, AUDI AG assumes that the total cost, including the amount based on recalls, of the ongoing largely software based retrofit program that began in July 2017 will be manageable and has recognized corresponding balance-sheet risk provisions. However, if AUDI AG’s assumptions are incorrect and costs exceed expectations and balance-sheet provisions, AUDI AG and Volkswagen’s results of operations and cash flows may be adversely affected. AUDI AG has in the meantime developed software updates for many of the affected powertrains and, after approval by the KBA, already installed these updates in the vehicles of a large number of affected customers. The few software updates still being developed are expected to be submitted to the KBA for approval early in the second quarter of 2022.

Worldwide, responsible authorities are continuing their review and assessment of the diesel concepts and of the technical solutions. Volkswagen may be required to repurchase vehicles sold in the US, Germany, Canada and elsewhere. This could lead to further significant costs. On April 4, 2018, the Korean Ministry of Environment (the “KME”) ordered a recall after it categorized (i) certain emissions strategies in the engine control software of various AUDI, Volkswagen and Porsche brand diesel vehicles with a V6 or V8 engine, and (ii) the Dynamic Shift Program (DSP) in the gearbox control in some AUDI vehicle models, as prohibited defeat devices. On August 21, 2019, the KME further announced that it has categorized an injection strategy of urea solution as an illegal emission defeat device and (i) revoked the certifications of eight AUDI, Volkswagen and Porsche brand diesel vehicles with V6 engines, (ii) issued a recall order and administrative fines, and (iii) referred the manufacturers to the prosecutors’ office in criminal proceedings.

In addition to ongoing, extensive investigations by governmental authorities in various jurisdictions worldwide (the most significant of which are in Europe, the United States and South Korea), further investigations (including in relation to areas carved out of the Plea Agreement with the U.S. authorities, such as tax and securities laws) could be launched in the future and existing investigations could be expanded. Furthermore, there could be pending or threatened claims against Volkswagen of which Volkswagen’s management is not yet aware. Ongoing and future investigations may result in further legal actions being taken against Volkswagen or some of its employees. These actions could include the following: additional assessments of substantial criminal and civil fines as well as forfeiture of gains; the imposition of penalties, sanctions, injunctions against future conduct; the loss of vehicle type certifications; and sales stops and business restrictions. The timing of the release of new information on the investigations and the maximum amount of penalties that may be imposed cannot be reliably determined at present. New information may arise at any time, including after the offer, sale and delivery of the notes.

Moreover, private and institutional investors from Germany and abroad have filed claims seeking significant damages against Volkswagen AG – in some cases along with Porsche Automobil Holding SE as joint and several debtors – based on purported losses due to alleged misconduct in capital market communications in connection with the diesel issue. The claims relate to Volkswagen AG’s shares and other securities, including bonds, issued by Volkswagen Group companies, as well as third-party securities. The vast majority of these investor lawsuits are currently pending at the Braunschweig Regional Court, with further investor lawsuits filed at the Stuttgart Regional Court. Further investor claims could be brought.

Any of the above-described negative developments could result in substantial additional costs and have a material adverse effect on Volkswagen’s business, financial position, results of operations, and reputation, as well as on the prices of its securities, including the notes, and the proceeds realized from repossessions of any financed vehicles.

Except as described above, no legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator of Volkswagen Auto Loan Enhanced Trust 2021-1 (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Citicorp Trust Delaware, National Association (the “Issuer Delaware Trustee”), Citibank, N.A. (the “Owner Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer complied in all material respects with the servicing criteria applicable to it.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

EXHIBIT INDEX

Exhibit 31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly US, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2021-1

By: VW Credit, Inc., as Servicer

By:	/s/ Garett Miles
Garett Miles
Head of Securitization and Assistant Treasurer
(senior officer in charge of the servicing function)